Form 10-K
period 2015-12-31
Universal Holdings & Consulting, Inc.
filed 2016-04-13
CIK 1644742

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2015


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-55485

                   UNIVERSAL HOLDINGS AND CONSULTING, INC.
           (Exact name of registrant as specified in its charter)

                    HUNTING RIDGE ACQUISITION CORPORATION
           (Former name of registrant as specified in its charter)

            Delaware                           47-4223400
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                   514 Americas Way, Suite 6337
                   Box Elder, South Dakota 57719
        (Address of principal executive offices)  (zip code)

Registrant's telephone number, including area code:    312-778-1526

    Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

             Common Stock, $.0001 par value per share
                    (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                   Outstanding at
                                               March 30, 2016

Common Stock, par value $0.0001                 5,500,000

Documents incorporated by reference:            Form 10-12G/A filed
					        September 11, 2015

                               PART I
Item 1.  Business

      Universal Holdings and Consulting, Inc. (formerly Hunting Ridge Acquisition Corporation) ("Universal" or the "Company") was incorporated on May 21, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

     In addition to a change in control of its management and shareholders, the Company's operations to date have been limited to issuing shares and filing a registration statement on Form 10 pursuant to the Securities Exchange Act of 1934. The Company was formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

     On July 28, 2015. the Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof which became automatically effective 60 days thereafter.

    The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

Subsequent Events

	On February 16, 2016, the Company filed a Form 8-K to report the following events: the Company redeemed an aggregate of 19,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of par.

    James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

     Gary O'Neill was named as the sole director of the Company and serves as its President, Secretary and Treasurer.

     The Company issued 5,000,000 shares of its common stock at par representing 90% of the then total outstanding 5,500,000 shares of common stock.

     The Company changed its name to Universal Holdings and Consulting, Inc.

     The Company has no employees and only one director who also serves as the Company's sole officer.

CURRENT ACTIVITIES

     The Company has entered into an agreement with Tiber Creek Corporation of which the former president of the Company is the president and controlling shareholder. Tiber Creek Corporation assists companies to become public reporting companies and for the preparation and filing of a registration statement pursuant to the Securities Act of 1933, and the introduction to brokers and market makers.

     The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is
actively pursuing the following avenues of development.   The
Company intends to develop its business plan as opportunities arise with the possibility of effecting a business combination with an operating company in the future.

      No agreements have been executed and if the Company makes any acquisitions,mergers or other business combination, it will file a Form 8-K.

     If and when the Company chooses to enter into a business combination. it will likely file a registration statement after such business combination is effected.

     A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained a net loss of $1,062 and a deficit of $1,062.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

     Tiber Creek Corporation paid, without expectation of repayment, all expenses incurred by the Company until the change in control at which time new management of the Company undertook payment of such expenses. Because of the absence of any on-going operations, these expenses are anticipated to be relatively low.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of Management at no cost to the Company. The Company expects this arrangement to continue until the Company completes a change in control.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Mine Safety Disclosures.

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     As such time as it qualifies, the Company may choose to apply for quotation of its securities on the Nasdaq Capital Market.

     In general there is greatest liquidity for traded securities on the Nasdaq Capital Market and less on the OTC Bulletin Board. It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     Since inception, the Company has sold securities which were not registered as follows:

                                            NUMBER OF
DATE                     NAME               SHARES

May 21, 2015	    	James Cassidy (1)   10,000,000
                                       Redeemed 9,750,000 (2/15/2016)
May 21, 2015	    	James McKillop      10,000,000
                                       Redeemed 9,750,000 (2/15/2016)
February 16, 2016	Gary O'Neill         5,000,000

(1) James M. Cassidy, is the sole shareholder and director of Tiber Creek Corporation, a Delaware corporation, which company has agreed to assist the Company in registering its stock and introductions to the brokerage community.

Item 6.  Selected Financial Data.

	There is no selected financial data required to be filed for a smaller reporting company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

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

     As of December 31, 2015, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2015, the Company had sustained net loss of $1,062.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

     Management paid all expenses incurred by the Company until the change in control was effected. There is no expectation of repayment for such expenses. New management has now responsible for such expenses.

2015 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2015 are attached hereto.

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, based on the criteria establish in Internal
Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

      Anton & Chia, LLP, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

      There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Subsequent to the fourth quarter, there was a change in control of the Company and new management is responsible for the Company's internal controls over financial reporting.

Item 9B.  Other information

      Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;

     The Directors and Officers of the Company are as follows:

      Name                Positions and Offices Held
     -----------------    -----------

     Gary O'Neill	   President, Secretary, Treasurer


Management of The Company

     The Company has no full time employees.

     On February 16, 2016 the Company filed a Form 8-K noticing the following events:

	James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company. Messrs. Cassidy and McKillop each beneficially retain 250,000 shares of the Company's common stock.

    Gary O'Neill was named as the sole director of the Company and appointed its President.

     Gary O'Neill serves as the sole director and officer of the Company. Since 2010 to the present, Mr. O'Neill has served as a consultant to Elite Runway Modeling, and Action Auto Clinic. During that same period, he has worked in a joint venture Action Cab Company and Mega World, Inc., both located in the Phillippines. He is actively working with Land MassVentures, Scottsdale, Arizona, which company built the Mall of America in Minneapolis. From 1980-1982, Mr. O'Neill served as a Commodities Broker at the Mercantile Exchange and Chicago Board of Trade and a Stock Options Trader in 1982 with the Chicago Board of Trade. From 1982-1988, Mr. O'Neill as a Floor Broker and Manager of Trading Floor Operations for Chase Manhattan Bank on the Chicago Stock Exchange. From 1989-2006, Mr. O'Neill entered and worked in the real estate business at Century 21 and as owner of Century
Management Services. Mr. O'Neill received a B.S. degree in accounting/ finance/communication from Arizona State University in 1974 and received an M.B.A. degree in 1977 from University of Colorado, Boulder. Mr.
O'Neill is the founder of Home Help Charity, a not-for-profit organization.

     There are no agreements or understandings for the above-named officers or directors to resign at the request of another person and the above-named officers and directors are not acting on behalf of nor will act at the direction of any other person.

     Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who serves as the sole director and officer.
The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one major shareholder who serves as the sole director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are limited number of shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.  Executive Compensation

     The Company's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. The officers and directors are not accruing any compensation pursuant to any agreement with the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of the date of this report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial     Percent of
of Beneficial Owner(1)              Ownership          Outstanding Stock

Gary O'Neill			5,000,000		90%

All executive officers
as a group (1 person)		5,000,000		90%

Based on 5,500,000 shares outstanding.

(1) James Cassidy and James McKillop, former officers and directors of the Company, each owned 10,000,000 shares (50% of the then outstanding shares) at December 31, 2015. All but 250,000 shares of these shares were redeemed from each of these shareholders on February 15, 2016.


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

   The Company had issued 20,000,000 shares of common stock pursuant to
Section 4(2) of the Securities Act at a discount of $2,000 of which 19,500,000 were redeemed in February, 2016. The Company issued 5,000,000 shares in February 2016 to its current director and sole officer.

    As the organizers and developers of the Company, James M. Cassidy and James McKillop may be considered promoters. Mr. Cassidy has provided services to the Company without charge consisting of preparing and filing the charter corporate documents and preparing this registration statement.

   The Company is not currently required to maintain an independent director as defined by Rule 4200 of the Nasdaq Capital Market nor does it anticipate that it will be applying for listing of its securities on an exchange in which an independent directorship is required. It is likely that neither Mr. Cassidy nor Mr. McKillop would not be considered independent directors if it were to do so.

Item 14.  Principal Accounting Fees and Services.

	The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:
                         December 31, 2015
	                 -----------------
                            =======
Audit-Related Fees          $ 750

	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

                         PART IV

Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith.

Exhibits:

31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------------------------------------------------------

                 FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2015                               2

Statement of Operations for the period from May 21, 2015
 (Inception) to December 31, 2015	                            3

Statement of Changes in Stockholders' Deficit for the Period
 from May 21, 2015 (Inception) to December 31, 2015                 4

Statement of Cash Flows for the period from May 21, 2015
 (Inception) to December 31, 2015                                   5

Notes to Financial Statements                                      6-8

--------------------------------------------------------------------------

ANTON & CHIA, LLP                            CERTIFIED PUBLIC ACCOUNTANTS

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Universal Holdings and Consulting, Inc.:

We have audited the accompanying balance sheet of Universal Holdings and Consulting, Inc. (formerly Hunting Ridge Acquisition Corporation) (the "Company") as of December 31, 2015, and the related statement of operations, stockholders' deficit, and cash flows for the period from May 21, 2015 (Inception) through December 31, 2015. The Company' management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the period from May 21, 2015 (Inception) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia, LLP

Newport Beach, CA

April 13, 2016

--------------------------------------------------------------------

                     UNIVERSAL HOLDINGS AND CONSULTING, INC.
                               BALANCE SHEET


                       ASSETS
                                                 December 31, 2015
                                                 -----------------

  Current assets
    Cash                                         $             0
                                                 -----------------
  Total assets                                   $             0
                                                 =================

             LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current liabilities
    Accrued liabilities     		         $           750
                                                 -----------------
  Total liabilities                              $           750
                                                 -----------------

  Stockholders' deficit
    Common Stock; $0.0001 par value,                       2,000
    100,000,000 shares authorized;
    20,000,000 shares issued and
    outstanding as of 12/31/2015

    Discount on Common Stock                              (2,000)

    Additional paid-in capital                               312

    Accumulated deficit                                   (1,062)
                                                 -----------------
 Total stockholders' deficit                                (750)
                                                 -----------------
 Total Liabilities and stockholders' equity      $             0
                                                 =================


 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                     UNIVERSAL HOLDINGS AND CONSULTING, INC.
                         STATEMENT OF OPERATIONS

                                         For the period from May 21,
                                            2015 (Inception) to
                                             December 31, 2015
                                             -----------------

    Revenue                                  $              -

    Cost of revenue                                         -
                                              -----------------
    Gross profit                                            -

    Operating expenses                                  1,062
                                                 -----------------
    Operating loss                                     (1,062)

    Loss before income taxes                           (1,062)
                                                 -----------------
    Income tax expense                                      -
                                                 -----------------
    Net loss                                     $     (1,062)
                                                 =================

    Loss per share - basic and diluted           $         (0)
                                                 -----------------

    Weighted average shares-basic and diluted          20,000,000
                                                 =================




 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                     UNIVERSAL HOLDINGS AND CONSULTING, INC.
                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                               Discount   Addi-             Total
                           Common Stock        on         tional   Accumu-  Stock-
                      --------------------     Common     Paid-In  lated    holders'
                      Shares       Amount      Stock      Capital  Deficit  Deficit

Balance, May 21,
  2015 (Inception)            -    $     -     $    -     $   -    $   -    $  -

Issuance of
  common stock        20,000,000     2,000      (2,000)        -       -        0

Additional paid-in
  capital                     -          -          -         312      -       312

Net loss                      -          -          -               (1,062)   (1,062)
                      ===========   =======    =======   =========  ========   ======
Balance,
 December 31, 2015    20,000,000    $ 2,000    $(2,000)  $   312    $(1,062)   $ (750)
                      ===========   =======    ========  =========  ========    ======



 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                     UNIVERSAL HOLDINGS AND CONSULTING, INC.
                          STATEMENT OF CASH FLOWS


                                                 For the period from
                                                    May 21, 2015
                                                    (Inception) to
                                                  December 31, 2015
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $         (1,062)
                                                 ------------------
   Non-Cash adjustments to reconcile loss
      to net cash
       Expenses paid by stockholder and
         contributed as capital                               312

   Changes in Operating Assets and Liabilities
       Accrued liabilities                                    750
                                                 ------------------
       Net cash used in operating activities                    0
                                                 ------------------
   Net increase in cash                                         0

   Cash, beginning of period                                    -
                                                 ------------------
    Cash, end of period                            $            0
                                                 ==================

    Supplemental cash information
    Non-cash transaction--common stock
       issued to founders for no
       consideration                              $        2,000

     Interest paid                                             0
                                                 -----------------
     Income tax paid                                           0
                                                 -----------------

 The accompanying notes are an integral part of these financial statements

--------------------------------------------------------------------

                     UNIVERSAL HOLDINGS AND CONSULTING, INC.
                       Notes to the Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Universal Holdings and Consulting, Inc. (formerly Hunting Ridge Acquisition Corporation)(the "Company") was incorporated on May 21, 2015 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.
No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange
Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of December 31, 2015.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2015.

______________________________________________________________________

                 UNIVERSAL HOLDINGS AND CONSULTING, INC.
                   Notes to Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2015, there are no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,062 from inception (May 21, 2015) to December 31, 2015. The Company had no working capital and an accumulated deficit of $1,062 as of December 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

______________________________________________________________________

                  UNIVERSAL HOLDINGS AND CONSULTING, INC.
                      Notes to Financial Statements

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4   STOCKHOLDERS' DEFICIT

On May 21, 2015, the Company issued 20,000,000 founders common stock to two directors and officers. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2015, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5   SUBSEQUENT EVENT

On February 15, the Company redeemded 19,500,000 shares of the 20,000,000 outstanding shares of the Company and the then officers and directors of the Company resigned.

On February 16, the Company issued 5,000,000 shares of common stock to its then new officer and director.

_____________________________________________________________________


                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNIVERSAL HOLDINGS AND CONSULTING, INC.


                              By:   /s/ Gary O'Neill
                                        Gary O'Neill President
					Principal executive officer
Dated:       April  13, 2016


                              By:   /s/ Gary O'Neill
                                        Gary O'Neill, President
					Principal financial officer

Dated:        April  13, 2015


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Gary O'Neill          Director            April 13, 2016